Form 10-Q
period 1995-01-26
KETTLE RESTAURANTS INC
filed 1995-03-13
CIK 711205

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            _______________________

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                            _______________________

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE    SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended January 26, 1995

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE   SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _______________ to _________________

                            _______________________

Commission File Number 0-13234

                            KETTLE RESTAURANTS, INC.
             (Exact name of Registrant as Specified in its Charter)

                        TEXAS                                                              76-0276342
(State or other jurisdiction of incorporation or organization)               (I.R.S. Employer Identification No.)

                          3131 ARGONNE                                                        77098
                         HOUSTON, TEXAS                                                     (Zip Code)
           (Address of principal executive offices)


       Registrant's Telephone Number, Including Area Code:(713) 524-3464

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes   X         No
                                                     ---           ---
                            _______________________


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as the latest practicable date.

        COMMON STOCK, 1,147,767 SHARES OUTSTANDING AT FEBRUARY 28, 1995

================================================================================

                               TABLE OF CONTENTS


Part I - Financial Information

     Item 1 - Financial Statements (Unaudited)

          Balance Sheets                                  Page 3
          Statements of Income (Loss)                     Page 4
          Statements of Cash Flows                        Page 5
          Notes to Financial Statements                   Page 7

     Item 2 - Management's Discussion and Analysis

          Financial Condition                             Page 12
          Results of Operations                           Page 13

Part II - Other Information                               Page 16

ITEM 1 - FINANCIAL STATEMENTS

                            KETTLE RESTAURANTS, INC.
                                 BALANCE SHEETS
                             (Amounts in thousands)

                                         JANUARY 26,   OCTOBER 27,
                                            1995           1994
                                         -----------    -----------
                                          (Unaudited)     (Audited)
             ASSETS

Current Assets:
  Cash and cash equivalents                $ 4,064      $ 4,868
  Receivables, net                           3,497        3,293
  Inventories                                  934          945
  Investments                                  479          479
  Prepaid expenses                             594          619
  Assets held for disposition                  332          177
  Current portion of deferred income
   taxes                                        35           57
                                           -------      -------
    Total current assets                     9,935       10,438
                                           -------      -------

Property and equipment, net                 24,542       25,302
Net investment in direct financing leases    6,924        7,261
Investment in leveraged leases                 368          439
Notes receivable, net                          736          737
Intangibles, net                                42           47
Other                                          530          569
                                           -------      -------
                                           $43,077      $44,793
                                           -------      -------

      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Current maturities of long-term debt,
   including capitalized lease obligations
   and subordinated debentures             $ 3,990      $ 3,172
  Accounts payable                             916          346
  Debt associated with assets held for
   disposition                                 332          177
  Accrued liabilities                        1,669        2,760
                                           -------      -------
    Total current liabilities                6,907        6,455
                                           -------      -------

Long-term debt, including capitalized
 lease obligations                          16,700       17,774
Subordinated debentures                      8,000        8,774
Deferred income taxes                        1,043        1,153
Deferred revenues and other credits            782          845
Commitments and contingencies
Shareholders' equity:
  Common Stock, par value $.01 per
   share, authorized 5,000,000 shares,
   issued and outstanding 1,147,767 at
   January 26, 1995 and October 27, 1994        11           11
  Additional paid-in capital                    74           74
  Retained earnings                          9,560        9,707
                                           -------      -------
    Total shareholders' equity               9,645        9,792
                                           -------      -------
                                           $43,077      $44,793
                                           -------      -------



 (The accompanying notes are an integral part of these financial statements.)

                            KETTLE RESTAURANTS, INC.
                          STATEMENTS OF INCOME (LOSS)
                                  (Unaudited)
       (Amounts in thousands, except number of shares and per share data)

                                               QUARTER ENDED
                                         --------------------------
                                         JANUARY 26,    JANUARY 27,
                                            1995            1994
                                         -----------    -----------
REVENUES:
     Restaurant sales                    $   8,714      $   8,633
     Franchise fees                            815            844
     Lease rental income                       951          1,159
     Income from leveraged leases               23             34
     Gain on sale of property & equipment      182            149
     Other                                     249            131
                                         ---------      ---------
                                         $  10,934      $  10,950
                                         ---------      ---------

COSTS AND EXPENSES:
     Restaurant Operations:
       Food                                  2,780          2,700
       Labor                                 3,061          2,926
       Other operating costs, including
        including depreciation and rent      2,622          2,928
     Franchise expenses                        325            295
     Cost of lease rental income,
       excluding interest                      683            542
     General and administrative                732          1,053
     Interest                                  982          1,121
                                         ---------      ---------
                                            11,185         11,565
                                         ---------      ---------

     Loss before income taxes                 (251)          (615)
     Benefit for income taxes                 (104)          (226)
                                         ---------      ---------

Net loss before cumulative effect of
  change in accounting principle              (147)          (389)

Cumulative effect of change in accounting
  principle                                     -             258
                                         ---------      ---------

NET LOSS                                 $    (147)     $    (131)

LOSS PER SHARE BEFORE CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING PRINCIPLE           (.13)          (.34)

EARNINGS PER SHARE OF CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING PRINCIPLE             -             .23
                                         ---------      ---------

LOSS PER SHARE                           $    (.13)     $    (.11)
                                         =========      =========

WEIGHTED AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING         1,147,767      1,147,767
                                         =========      =========

  (The accompanying notes are an integral part of these financial statements.)

                            KETTLE RESTAURANTS, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Amounts in thousands)


                                                        QUARTER ENDED
                                                  -------------------------
                                                  JANUARY 26,   JANUARY 27,
                                                     1995          1994
                                                  ----------    -----------
CASH FLOWS USED IN OPERATING ACTIVITIES:
 Net loss                                          $  (147)       $  (131)
 Adjustments to reconcile net loss to net
   cash used in operating activities:
 Depreciation and amortization                         473            500
 Provision for losses on notes receivable
   and accounts receivable                             235             87
 Unearned income amortization from
   leases                                              (23)           (34)
 Decrease in deferred taxes                            (88)          (247)
 Gain on cancellation of leases and
   disposition of fixed assets                        (197)          (187)
 Decrease (increase) in net operating notes
   receivable and accounts receivable                 (475)           305
 (Increase) decrease in inventories, prepaids
   and other assets                                     31             45
 Decrease in accounts payable, accrued
   liabilities and other deferred credits             (582)          (414)
                                                   -------        -------
          NET CASH USED IN OPERATING
           ACTIVITIES                                 (773)          (334)
                                                   -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of equipment and property          359          1,053
 Additions to property and equipment                   (46)           (22)
 Payments received on notes from sale of
   equipment and property                               -              16
 Payments received on leveraged leases and
   minimum lease receipts in excess of income
   recognized on direct financing leases               365            408
                                                   -------        -------
          NET CASH FROM INVESTING ACTIVITIES           678          1,455
                                                   -------        -------

CASH FLOWS USED IN FINANCING ACTIVITIES:
 Payments of long-term debt and capital lease
   obligations                                        (709)          (778)
                                                   -------        -------
NET CASH USED IN FINANCING ACTIVITIES                 (709)          (778)
                                                   -------        -------
NET INCREASE IN CASH AND CASH EQUIVALENTS             (804)           343
CASH AND CASH EQUIVALENTS AT BEGINNING OF
   PERIOD                                            4,868          1,515
                                                   -------        -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD         $ 4,064        $ 1,858
                                                   =======        =======

  (The accompanying notes are an integral part of these financial statements.)

                            KETTLE RESTAURANTS, INC.
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (UNAUDITED)

DISCLOSURE OF ACCOUNTING POLICY:

    For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents.

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES:

     During the first quarter ended January 27, 1994, the Company received a note for $47,500 as partial payment on the sale of one property.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                  Quarter  Ended
                                            ----------------------------
                                            January 26,      January 27,
                                               1995             1994
                                            -----------      -----------
    Cash paid during the period for:
       Interest                             $ 1,295,000      $ 1,351,000
       Income taxes                             185,000          130,000

                            KETTLE RESTAURANTS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1:  PREPARATION OF FINANCIAL STATEMENTS

    The accompanying unaudited financial statements for the quarter ended January 26, 1995 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all significant intercompany accounts and transactions have been eliminated, and all adjustments necessary for fair presentations of financial position and results of operation have been made. It is suggested that these unaudited financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for fiscal year 1994, filed with the Securities and Exchange Commission on January 25, 1995.

    Certain reclassifications have been made to the January 27, 1994 financial statements contained herein to conform to the classifications presented in fiscal 1995.

NOTE 2:  RECEIVABLES

    A summary of receivables follows (in thousands):

                                               JANUARY 26,     OCTOBER 27,
                                                  1995            1994
                                               -----------     -----------
Trade receivables                                $ 1,176         $ 1,232
Workers' compensation insurance refund             1,125           1,101
Current portion of net investment in direct
  financing leases                                 1,202           1,178
Other                                                186              87
                                                 -------         -------
                                                   3,689           3,598

Less allowance for doubtful accounts                 192             305
                                                 -------         -------
                                                 $ 3,497         $ 3,293
                                                 -------         -------


NOTE 3:  PROPERTY AND EQUIPMENT

    A summary of property and equipment follows (in thousands):

                                  ESTIMATED
                                    USEFUL     JANUARY 26,    OCTOBER 27,
                                LIVES (YEARS)     1995           1994
                                -------------  -----------    -----------
Land                                  -         $  11,098      $  11,297
Buildings and leasehold
  improvements                      15-25          20,315         20,384
Restaurant equipment                 6-19          10,873         10,886
Automobiles, trucks and other        3-10           1,476          1,473
Construction in progress              -                31             14
Real property under capitalized
  leases                         term of lease      4,676          5,084
                                                ---------      ---------
                                                $  48,469      $  49,138
Less accumulated depreciation
  and amortization                                 23,927         23,836
                                                ---------      ---------
                                                $  24,542      $  25,302
                                                ---------      ---------

    As of January 26, 1995 and October 27, 1994, the Company had entered into agreements to sell or transfer ownership of certain real and personal property. In management's opinion, the agreements will be consummated within twelve months of the end of each respective quarter or fiscal year end; therefore, as of January 26, 1995, and October 27, 1994, $332,000 and $177,000, respectively, of assets held for disposition, have been classified as current assets.

    The following details assets held for dispositions (in thousands):

                                                                                JANUARY 26,               OCTOBER 27,
                                                                                   1995                      1994
                                                                                -----------              ----------
 Land                                                                           $     208                $    132
 Buildings and leasehold improvements                                                 182                     195
 Restaurant equipment and other                                                        -                      102
 Notes receivable                                                                      61                      -
 Investment in leverage leases                                                          3                      -
                                                                                ---------                --------
                                                                                      454                     429
 Less accumulated depreciation                                                        122                     252
                                                                                ---------                --------
 Net book value of assets held for
  disposition
 Debt associated with assets held for                                                 332                     177
   disposition
                                                                                      332                     177
                                                                                ---------                --------
                                                                                $       0                $      0
                                                                                ---------                --------

NOTE 4:  OTHER ASSETS

    A summary of other assets follows (in thousands):

                                               JANUARY 26,    OCTOBER 27,
                                                  1995            1994
                                               -----------    -----------
Deferred financing costs on reorganization,
  net                                           $     389      $    427
Deferred bond offering cost, net                       66            73
Other                                                  75            69
                                                ---------      --------
                                                $     530      $    569
                                                ---------      --------

NOTE 5:  ACCRUED LIABILITIES

    A summary of accrued liabilities follows (in thousands):

                                                JANUARY 26,    OCTOBER 27,
                                                   1995           1994
                                                -----------    -----------
Accrued interest                                $     332      $    681
Payroll and payroll taxes                             292           408
Accrued sales taxes                                   199           213
Accrued federal income taxes                           -            200
Other taxes                                           100           344
Accrued legal and professional                        124            60
Accrued insurance                                      91           115
Accrued workers' compensation insurance               174           204
Accrued administration bonuses                         -             48
Accrued ESOP                                          120            70
Other                                                 237           417
                                                ---------      --------
                                                $   1,669      $  2,760
                                                ---------      --------

NOTE 6:   ACCOUNTING STANDARDS

     In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires a change from the deferred method of accounting for income taxes to the asset and liability method. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of enactment.

     Effective October 29, 1993, the Company adopted SFAS No. 109. The cumulative effect of the change in method of accounting for income taxes of $258,000 is determined as of October 29, 1993 and is reported separately in the fiscal 1994 Statement of Income. This effect is primarily attributable to the difference between tax rates in effect when deferred tax assets and liabilities arose and current tax rates. Deferred taxes accounted for under the deferred method and existing prior to the adoption of SFAS No. 109, included the effect of net operating loss and alternative minimum tax credit carryforwards. Management has calculated that future reversals of existing deferred tax liabilities will be sufficient to realize existing deferred tax assets, including those related to net operating loss and alternative minimum tax credit carryforwards within the available carryforward period. Accordingly, the Company has recorded no valuation allowance for deferred tax assets.

    The tax effects of temporary differences that give rise to significant components of deferred income tax liabilities and assets under the asset and liability method of SFAS No. 109 are as follows (in thousands):

                                                                THREE MONTHS           DEFERRED
                                                                JANUARY 26,            PROVISION               OCTOBER 27,
                                                                    1995              (BENEFIT)                   1994
                                                               --------------       -------------             ------------
 Deferred Tax Assets:
   Allowance for doubtful accounts                                 126                     (43)                    169
   Accrued expenses                                                 77                      (2)                     79
   Capital lease obligations                                     1,960                     (57)                  2,017
   Deferred gains                                                  209                     (10)                    219
   Net operating loss carryforwards                                 96                      82                      14
   Alternative minimum tax credit
    carryforwards                                                  605                      -                      605
   Other, net                                                       44                      (3)                     47
                                                              --------                --------               ---------
 Total deferred tax assets                                       3,117                     (33)                  3,150
   Valuation allowance                                              -                       -                       -
                                                              --------                --------               ---------
 Net deferred tax assets                                         3,117                     (33)                  3,150
                                                              --------                --------               ---------
 Deferred Tax Liabilities:
   Depreciation                                                 (2,174)                      8                  (2,182)
   Direct financing, sales and leverage
    type leases                                                 (1,876)                    108                  (1,984)
   Other                                                           (75)                      5                     (80)
                                                              --------                --------              ----------
 Total deferred tax liabilities                                 (4,125)                    121                  (4,246)
                                                              --------                --------              ----------
 Total net deferred tax
 assets (liabilities)                                           (1,008)                     88                  (1,096)
                                                              ========                ========              ==========


NOTE 7:  COMMITMENTS AND CONTINGENCIES

    The Company presently has no locations under construction.

    The Company's workers' compensation policies are retrospectively adjusted policies for which the estimated premiums paid are subject to adjustment based upon actual claims incurred. Although no assurances can be given, management believes, based upon the Company's historical workers' compensation claims experience that related amounts recorded by the Company for unpaid workers' compensation claims and claims adjustment expenses are adequate.

    The Company is a party to various lawsuits and claims generally incidental to its business. In the opinion of management, the ultimate disposition of these matters is not expected to have a significant adverse effect on the Company's financial position or results of operations.

     The Company currently has employment agreements with substantially all of its executive officers. The employment agreements provide for the continuation of employment of each executive officer through January 1, 1996, subject to termination by the Company under certain conditions, and automatically extending for one year on each January 1, beginning in 1996, unless otherwise terminated. Each executive officer is entitled to receive a base salary, bonus and incentive awards, benefits and perquisites, all as established from time to time by the Board of Directors of the Company.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

     At January 26, 1995, the Company had working capital of approximately $3,028,000 and a cash position consisting of cash and cash equivalents of
approximately   $4,064,000.    The Company  has no  lines of  credit.    On
February 11, 1994, the Company signed a promissory note with the holder of its 13.3% notes for a $1,000,000 term loan bearing interest at 11.1%. The use of these proceeds was restricted to the reimbursement of the payment of interest on the 15 7/8% subordinated debentures (the "Debentures") due December 1, 1993 and for general corporate purposes. This term loan had an outstanding balance of approximately $2,300 at January 26, 1995. It is expected that additional future cash funds will be derived from operating and investing activities similar to those outlined in the Statements of Cash Flows and the sale of properties identified for disposition. The Company currently has sixteen locations identified for possible sale. These locations primarily include tracts of surplus land and previously closed restaurant locations. The loss of operating profit/loss associated with operating properties included in locations identified for possible sale is not anticipated to materially affect future results from operations. The Company's cash requirements within its restaurant operations are typical of the food service industry; therefore, it does not require large amounts of working capital for its restaurant operations since restaurant sales are primarily for cash, purchases are on open accounts and restaurant inventories are generally limited to a three or four day supply.

     Of the $479,000 in investments at January 26, 1995, approximately $474,000 is restricted by a pledge to collateralize a $470,000 letter of credit associated with the current worker's compensation insurance policy.

    The Company presently has no locations under construction.

    The decrease of $804,000 in cash and cash equivalents during the first quarter of fiscal 1995 relates, in part, to the payments during the period of the semi-annual interest payment on the 15 7/8% subordinated debentures and the monthly interest payments on the 13.3% senior secured notes. The increase of $343,000 in cash and cash equivalents during the first quarter of fiscal 1994 was due, in part, to the sale of certain properties held for disposition offset by the payment of related debt and the payments of interest relating to the 15 7/8 % subordinated debentures and the 13.3% senior secured notes.

    The Company used cash in operating activities of $773,000 and $334,000, respectively, during the quarters ended January 26, 1995 and January 27, 1994.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The change in the number of restaurants in the Kettle Restaurant System during fiscal 1994 and the first quarter of fiscal 1995 is shown in the following table.

                                   QUARTER      PERIOD      QUARTER
                                    ENDED      01/28/94-     ENDED
                                  01/27/94     10/27/94     01/26/95
                                 ----------   ----------   ---------
Company operated restaurants:
  Open at beginning of period        61           62           60
      Opened                          -            -            -
      Closed                         (1)          (4)           -
      Acquired from franchises        2            2            3
      Franchised                      -            -            -
                                   ----         ----         ----
  Open at end of period              62           60           63
                                   ----         ----         ----


Franchised restaurants:
  Open at beginning of period        95           91           87
      Opened                          -            1            1
      Closed                         (2)          (3)          (3)
      Acquired by Company            (2)          (2)          (3)
      Franchised from Company         -            -            -
                                   ----         ----         ----
  Open at end of period              91           87           82
                                   ----         ----         ----

All restaurants:
  Open at beginning of period       156          153          147
      Opened                         -             1            1
      Closed                         (3)          (7)          (3)
                                   ----         ----         ----
  Open at end of period             153          147          145
                                   ----         ----         ----

    Restaurant revenues increased 1.0% to $8,714,000 for the quarter ended January 26, 1995 compared to the same period in 1994. This increase is due, in part, to the acquisition of three franchised stores during the first quarter of fiscal 1995 offset, in part, by an .8% decrease in same store average restaurant sales.

    Restaurant food costs were 31.9% of restaurant sales for the quarter ended January 26, 1995 compared to 31.3% of restaurant sales for the same period in the prior year. Labor and other restaurant operating expenses including depreciation and rent were 65.2% and 67.8% of restaurant sales for the quarters ending January 26, 1995, and January 27, 1994, respectively.

     The components of other restaurant operating expenses as a percentage of restaurant sales in the quarters ended January 26, 1995 and January 27, 1994 were as follows:

                                           PERCENT OF RESTAURANT SALES
                                                 QUARTER ENDED
                                     ---------------------------------------
                                       JANUARY 26,           JANUARY 27,
                                          1995                  1994
                                     ----------------     ------------------
Labor and related costs
  (including management expenses)         35.1                  33.9
Other restaurant operating expenses:
  Operating expenses                       6.2                   5.5
  Marketing expenses                       0.5                   1.0
  Maintenance and repairs                  2.1                   2.2
  Utilities                                5.7                   6.3
  Insurance                                5.9                   8.6
  Depreciation                             3.3                   3.3
  Other                                    6.4                   7.0
                                         -----                 -----
                                          30.1                  33.9
                                         -----                 -----
Total labor and other                     65.2                  67.8
                                         =====                 =====


    The decrease in restaurant operating expense, as a percentage of sales, is primarily due to a decrease in worker's compensation insurance costs.

    Franchise fees decreased 3.4% to $815,000 and lease rental income decreased 17.9% to $951,000 in the quarter ended January 26, 1995 compared to the same period in 1994. The decrease in franchise fees is due, in part, to the decrease of .1% in weighted average sales of franchised restaurants and the net decrease of nine franchised stores during fiscal 1994 and the quarter ended January 26, 1995. The decrease in lease rental income, reflects the termination of eleven franchised stores and the related leases thereon during fiscal 1994 and the quarter ended January 26, 1995. Although two franchised stores were added during fiscal 1994 and the first quarter of fiscal 1995, neither of these locations included leases with the Company.

    Franchise expenses increased by approximately $30,000 compared to the same period in the prior year. This increase is due primarily to increases in bad debt reserves.

    Cost of lease rental income increased approximately $141,000 due, in part, to an increase in bad debt reserves and the payment of lease termination fees for several vacant leased properties.

    General and administrative costs were $732,000 for the quarter ended January 26, 1995 compared to $1,053,000 for the same period in 1994. The decrease is primarily due to the decrease in legal and professional fees of $310,000. Additionally, the Company realized decreases in various other miscellaneous expenses.

                          PART II - OTHER INFORMATION


ITEM 1.    Legal Proceedings

           None

ITEM 2.    Changes in Securities

           None

ITEM 3.    Defaults Upon Senior Securities

           None

ITEM 4.    Submission of Matters to a Vote of Security Holders

           None

ITEM 5.    Other Information

           None

ITEM 6.    Exhibits and Reports on Form 8-K

           (a)    Exhibits

                  Exhibit 27 - Financial Data Schedule

           (b)    Reports on Form 8-K

                  None

                                   SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                KETTLE RESTAURANTS, INC.
                                (Registrant)


March 12, 1995                  By: /s/Carlette Woods
                                    -----------------
                                       Carlette Woods
                                       Vice President-Finance
                                       (Chief Financial and
                                       Accounting Officer)

                          EXHIBIT INDEX

    Exhibit
      No.
    -------
      27        Financial Data Schedule