Form 10-Q
period 1995-04-27
KETTLE RESTAURANTS INC
filed 1995-06-12
CIK 711205

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

For the quarterly period ended April 27, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _________________

                            _______________________

Commission File Number 0-13234

                            KETTLE RESTAURANTS, INC.
             (Exact name of Registrant as Specified in its Charter)

               TEXAS                                 76-0276342
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

             3131 ARGONNE
            HOUSTON, TEXAS                               77098
 (Address of principal executive offices)              (Zip Code)

       Registrant's Telephone Number, Including Area Code:(713) 524-3464

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes   X   No
                                                    -----    -----
                            _______________________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, at the latest practicable date.

           COMMON STOCK, 1,147,767 SHARES OUTSTANDING AT MAY 24, 1995


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

     Item 1 - Financial Statements (Unaudited)

          Balance Sheets                                  Page 3
          Statements of Income (Loss)                     Page 4
          Statements of Cash Flows                        Page 5
          Notes to Financial Statements                   Page 7

     Item 2 - Management's Discussion and Analysis

          Financial Condition                             Page 12
          Results of Operations                           Page 13

Part II - Other Information                               Page 16

ITEM 1 - FINANCIAL STATEMENTS


                            KETTLE RESTAURANTS, INC.
                                 BALANCE SHEETS
                             (Amounts in thousands)

                                                    APRIL 27,    OCTOBER 27,
                                                      1995          1994
                                                    ---------    ----------
                                                   (Unaudited)   (Audited)
             ASSETS

Current Assets:
  Cash and cash equivalents                          $ 2,767      $ 4,868
  Receivables, net                                     3,255        3,293
  Inventories                                            955          945
  Investments                                            479          479
  Prepaid expenses                                       529          619
  Assets held for disposition                            476          177
  Current Portion of deferred income taxes                37           57
                                                     -------      -------
    Total current assets                               8,498       10,438
                                                     -------      -------

Property and equipment, net                           23,637       25,302
Net investment in direct financing leases              6,148        7,261
Investment in leveraged leases                           341          439
Notes receivable, net                                    397          737
Intangibles, net                                          31           47
Other                                                    496          569
                                                     -------      -------
                                                     $39,548      $44,793
                                                     -------      -------

      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Current maturities of long-term debt,
   including capitalized lease obligations           $ 1,363      $ 3,172
  Debt associated with assets held for
   disposition                                           239          177
  Accounts payable                                       328          346
  Accrued liabilities                                  1,973        2,760
                                                     -------      -------
    Total current liabilities                          3,903        6,455
                                                     -------      -------
Long-term debt, including capitalized
 lease obligations                                    18,290       17,774
Subordinated debentures                                5,725        8,774
Deferred income taxes                                    982        1,153
Deferred revenues and other credits                    1,093          845
Commitments and contingencies
Shareholders' equity:
  Common Stock, par value $.01 per
  share, authorized 5,000,000 shares,
  issued and outstanding 1,147,767 at
  April 27, 1995 and October 27, 1994                     11           11
  Additional paid-in capital                              74           74
  Retained earnings                                    9,470        9,707
                                                     -------      -------
    Total shareholders' equity                         9,555        9,792
                                                     -------      -------
                                                     $39,548      $44,793
                                                     -------      -------

  (The accompanying notes are an integral part of these financial statements.)

                            KETTLE RESTAURANTS, INC.
                          STATEMENTS OF INCOME (LOSS)
                                  (Unaudited)
       (Amounts in thousands, except number of shares and per share data)



                                                        QUARTER ENDED           TWO QUARTERS ENDED
                                                    ---------------------      ---------------------
                                                    APRIL 27,   APRIL 28,      APRIL 27,   APRIL 28,
                                                    ---------   ---------      ---------   ---------
                                                      1995        1994           1995        1994
                                                    ---------   ---------      ---------   ---------
REVENUES:
     Restaurant sales                                $ 9,347    $ 8,888       $ 18,061        $ 17,521
     Franchise fees                                      720        839          1,535           1,683
     Lease rental income                                 938      1,129          1,889           2,288
     Income from leveraged leases                         24         34             47              68
     Gain on sale of property and equipment              135        627            317             775
     Industrial catering revenues                          -         29              -              35
     Other, net                                          243        120            492             246
                                                     -------    -------       --------         -------
                                                      11,407     11,666         22,341          22,616
                                                     -------    -------       --------         -------
COSTS AND EXPENSES:
     Restaurant Operations:
       Food                                            2,934      2,784          5,714           5,484
       Labor                                           3,305      2,899          6,366           5,825
       Other operating costs,
        including depreciation, rent                   2,964      3,104          5,586           6,032
       Franchise expenses                                256        401            581             696
     Cost of lease rental income,
       excluding interest                                492        484          1,175           1,026
     General and administrative                          678        758          1,410           1,811
     Interest                                            919      1,106          1,901           2,227
                                                     -------    -------       --------         -------
                                                      11,548     11,536         22,733          23,101
                                                     -------    -------       --------         -------
    Income (loss) before income
      taxes and cumulative effect of
      change in accounting principle                    (141)       130           (392)           (485)

    Provision (benefit) for income taxes                 (51)        47           (155)           (179)
                                                    --------    -------       --------         -------

NET INCOME (LOSS) BEFORE CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING PRINCIPLE                      (90)        83           (237)           (306)
                                                    --------    -------       --------         -------

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                                     -          -              -             258
                                                    --------    -------       --------         -------
NET INCOME (LOSS)                                   $    (90)   $    83       $   (237)        $   (48)
                                                    ========    =======       ========         =======
INCOME (LOSS) PER SHARE BEFORE CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE                                         $   (.08)   $   .07       $   (.21)        $  (.27)
                                                    ========    =======       ========         =======
EARNINGS PER SHARE OF CUMULATIVE CHANGE
  IN ACCOUNTING PRINCIPLE                           $      -    $     -       $      -         $   .23
                                                    ========    =======       ========         =======
EARNINGS (LOSS) PER SHARE                           $   (.08)   $   .07       $   (.21)        $  (.04)
                                                    ========    =======       ========         =======
WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING                    1,147,767  1,147,767      1,147,767       1,147,767
                                                   =========  =========      =========       =========


  (The accompanying notes are an integral part of these financial statements.)

                            KETTLE RESTAURANTS, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Amounts in thousands)

                                                      TWO QUARTERS ENDED
                                                  -------------------------
                                                    APRIL 27,     APRIL 28,
                                                      1995          1994
                                                  ------------  -----------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
 Net loss                                          $  (237)       $   (48)
 Adjustments to reconcile net income (loss) to
   net cash from (used in) operating activities:
     Depreciation and amortization                     948          1,001
     Provision for losses on accounts receivable       341            285
     Unearned income amortization from leases          (46)           (68)
     Decrease in deferred taxes                       (151)          (587)
     Gain on cancellation of leases and
       disposition of fixed assets                    (160)          (782)
     Decrease (increase) in net operating notes
       receivable and accounts receivable             (285)           282
     Increase in inventories, prepaids and
       other assets                                     (3)          (143)
     Decrease in accounts payable, accrued
       liabilities and other deferred credits         (495)          (208)
                                                   -------        -------
          NET CASH FROM (USED IN) OPERATING
          ACTIVITIES                                   (88)          (268)
                                                   -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of equipment and property        1,244          2,229
 Additions to property and equipment                  (189)           (53)
 Payments received on notes for sale of
   equipment and property                              331            206
 Payments received on leveraged leases and
   minimum lease receipts in excess of income
   recognized on direct financing leases               729            809
                                                   -------        -------
          NET CASH FROM INVESTING ACTIVITIES         2,115          3,191
                                                   -------        -------

CASH FLOWS USED IN FINANCING ACTIVITIES:
 Proceeds from long-term debt                            -          1,000
 Payments of long-term debt, subordinated
   debentures, and capital lease obligations        (4,128)        (1,625)
                                                   -------        -------
          NET CASH USED IN FINANCING ACTIVITIES     (4,128)          (625)
                                                   -------        -------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                      (2,101)         2,298
CASH AND CASH EQUIVALENTS AT BEGINNING OF
   PERIOD                                            4,868          1,515
                                                   -------        -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD         $ 2,767        $ 3,813
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

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES:

     During the two quarters ended April 28, 1994, the Company received a note for $47,500 as partial payment on the sale of one property.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                 TWO QUARTERS ENDED
                                            ----------------------------
                                             APRIL 27,        APRIL 28,
                                               1995             1994
                                            -----------      -----------
    Cash paid during the period for:
       Interest                             $ 2,074,000      $ 2,114,000
       Income taxes                             185,000          226,000

                            KETTLE RESTAURANTS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1:  PREPARATION OF FINANCIAL STATEMENTS

    The accompanying unaudited financial statements for the two quarters ended April 27, 1995, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all significant intercompany accounts and transactions have been eliminated, and all adjustments necessary for fair presentations of financial position and results of operations have been made. It is suggested that these unaudited financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for fiscal year 1994, filed with the Securities and Exchange Commission on January 25, 1995.

    Certain reclassifications have been made to the April 28, 1994 financial statements contained herein to conform to the classifications presented in fiscal 1995.

NOTE 2:  RECEIVABLES

    A summary of receivables follows (in thousands):

                                                APRIL 27,      OCTOBER 27,
                                                  1995            1994
                                               -----------     -----------
Trade receivables                                $ 1,168         $ 1,232
Workers' compensation insurance refund             1,104           1,101
Current portion of net investment in direct
  financing leases                                 1,188           1,178
Other                                                 74              87
                                                 -------         -------
                                                   3,534           3,598

Less allowance for doubtful accounts                 279             305
                                                 -------         -------
                                                 $ 3,255         $ 3,293
                                                 -------         -------

NOTE 3:  PROPERTY AND EQUIPMENT

    A summary of property and equipment follows (in thousands):

                                  ESTIMATED
                                    USEFUL      APRIL 27,     OCTOBER 27,
                                LIVES (YEARS)     1995           1994
                                -------------  -----------    -----------
Land                                  -           10,678       $ 11,297
Buildings and leasehold
  improvements                      15-25         19,962         20,384
Restaurant equipment                 6-19         10,999         10,886
Automobiles, trucks and other        3-10          1,480          1,473
Construction in progress              -                6             14
Real property under capitalized
  leases                         term of lease     4,676          5,084
                                                --------       --------
                                                $ 47,801       $ 49,138

Less accumulated depreciation
  and amortization                                24,164         23,836
                                                --------       --------
                                                $ 23,637       $ 25,302
                                                --------       --------

    As of April 27, 1995, and October 27, 1994, the Company had entered into agreements to sell or transfer ownership of certain real and personal property. In management's opinion, the agreements will be consummated within twelve months; therefore, a current asset and a current liability were recorded as detailed below:

    The following details assets held for dispositions (in thousands):

                                                      APRIL 27,               OCTOBER 27,
                                                        1995                      1994
                                                     -----------               ----------
 Land                                                 $     179                $    132
 Buildings and leasehold improvements                       427                     195
 Restaurant equipment and other                             189                     102
                                                      ---------                --------
                                                            795                     429
 Less accumulated depreciation                              319                     252
                                                      ---------                --------
 Assets held for disposition                                476                     177
 Debt associated with asset held for
   disposition                                              239                     177
                                                      ---------                --------
 Net assets held for disposition                      $     237                $      0
                                                      ---------                --------


NOTE 4:  OTHER ASSETS

    A summary of other assets follows (in thousands):

                                                APRIL 27,     OCTOBER 27,
                                                  1995           1994
                                                ---------      --------
Deferred financing cost                         $     380      $    427
Deferred bond offering cost                            42            73
Other                                                  74            69
                                                ---------      --------
                                                $     496      $    569
                                                ---------      --------

NOTE 5:  ACCRUED LIABILITIES

     A summary of accrued liabilities follows (in thousands):

                                                 APRIL 27,    OCTOBER 27,
                                                  1995           1994
                                               -----------    -----------
Accrued interest                                $     475      $    681
Accrued payroll and payroll taxes                     462           408
Accrued sales taxes                                   232           213
Accrued federal income taxes                           13           200
Accrued other taxes                                   112           344
Accrued legal and professional                         25            60
Accrued insurance                                      90           115
Accrued workers' compensation insurance               174           204
Accrued ESOP                                           77            70
Accrued administrative bonuses                          -            48
Accrued other                                         313           417
                                                ---------      --------
                                                $   1,973      $  2,760
                                                ---------      --------

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

    The tax effects of temporary differences that give rise to significant components of deferred income tax liabilities and assets under the asset and liability method of SFAS No. 109 are as follows (in thousands):

                                                                 SIX MONTHS              DEFERRED
                                                                 APRIL 27,              PROVISION              OCTOBER 27,
                                                                    1995                (BENEFIT)                 1994
                                                               --------------         -------------            ------------
 Deferred Income Tax Assets:
   Allowance for doubtful accounts                                  118                     (51)                   169
   Accrued expenses                                                  68                     (11)                    79
   Capital leases                                                 1,924                     (93)                 2,017
   Deferred gains                                                   123                     (96)                   219
   Net operating loss carryforwards                                   -                     (14)                    14
   Alternative minimum tax credit
     carryforwards                                                  605                       -                    605
   Other, net                                                        30                     (17)                    47
                                                              ---------               ---------              ---------
 Total deferred income tax assets                                 2,868                    (282)                 3,150
   Valuation allowance                                                -                       -                      -
                                                              ---------               ---------              ---------
 Net deferred income tax assets                                   2,868                    (282)                 3,150
                                                              ---------               ---------              ---------
 Deferred Income Tax Liabilities:
   Depreciation                                                  (2,005)                    177                 (2,182)
   Direct financing, sales and leverage
     type leases                                                 (1,721)                    263                 (1,984)
   Other                                                            (87)                     (7)                   (80)
                                                              ---------               ---------              ---------
 Total deferred income tax liabilities                           (3,813)                    433                 (4,246)
                                                              ---------               ---------              ---------
Total net deferred income tax
   assets/(liabilities)                                            (945)                    151                 (1,096)
                                                              =========               =========             ==========


NOTE 7:  COMMITMENTS AND CONTINGENCIES

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

     At April 27, 1995, the Company had working capital of approximately $4,595,000 and a cash position consisting of cash and cash equivalents of
approximately  $2,767,000.  The Company  has no  lines of  credit.    On
February 11, 1994, the Company signed a promissory note with the holder of its 13.3% senior secured notes for a $1,000,000 term loan bearing interest at 11.1%. The use of these proceeds was restricted to the reimbursement of the payment of interest on the 15 7/8% subordinated debentures (the "Debentures") due December 1, 1993 and for general corporate purposes. This term loan had an outstanding balance of approximately $2,300 at April 27, 1995. It is expected that additional future cash funds will be derived from operating and investing activities similar to those outlined in the Statements of Cash Flows and the sale of properties identified for disposition. The Company currently has sixteen locations identified for possible sale. These locations primarily include tracts of surplus land and previously closed restaurant locations. The loss of operating profit/loss associated with operating properties included in locations identified for possible sale is not anticipated to materially affect future results from operations. The Company's cash requirements within its restaurant operations are typical of the food service industry; therefore, it does not require large amounts of working capital for its restaurant operations since restaurant sales are primarily for cash, purchases are on open accounts and restaurant inventories are generally limited to a three or four day supply.

     Of the $479,000 in investments at April 27, 1995, approximately $474,000 is restricted by a pledge to collateralize a $470,000 letter of credit associated with the current worker's compensation insurance policy.

    The Company presently has no locations under construction.

    The net decrease in cash and cash equivalents during the two quarters ended April 27, 1995, relates, in part, to the repurchase of $3,049,000 of the Debentures and payment of related interest thereon, payment of the semiannual interest payment due on the Debentures, and payment of monthly interest payments due on the 13.3% senior secured notes. This cash outflow was partially offset by proceeds from the sale of property and equipment.

     During the quarter ended April 27, 1995, the Company entered into several agreements with the holder of the 13.3% senior secured notes, pursuant to which six properties securing the 13.3% senior secured notes were released from the lien of the related Indenture and in substitution therefore, eight other properties owned by the Company were mortgaged and made subject to the lien of the Indenture securing the 13.3% senior secured notes. Two of the released properties were subsequently sold by the Company and then leased back by the Company. In addition, another of the released properties was sold. The net proceeds from these sales, together with other funds of the Company, were used to purchase $3,049,000 principal amount of the Debentures plus accrued interest. The holder of the 13.3% senior secured notes also agreed that the $1,800,000 principal payment due June 30, 1995, with respect to the 13.3% senior secured notes would be deferred until June 30, 1999. In addition, the Company and the holder of the 13.3% senior secured notes agreed to modify a property disposition covenant of the Indenture that effects the use of proceeds resulting from future property sales. Additional information is available in the Company's Form 8-K filed with the Securities and Exchange Commission on May 30, 1995.

    The Company used cash in operating activities of $88,000 and $268,000 during the two quarters ended April 27, 1995 and April 28, 1994, respectively.

    The Company is currently in compliance with all financial covenants, as amended.

RESULTS OF OPERATIONS

    The change in the number of restaurants in the Kettle Restaurant System during fiscal 1994 and the first two quarters of fiscal 1995 is shown in the following table.

                                    TWO QUARTERS    PERIOD    TWO QUARTERS
                                        ENDED      04/28/94-     ENDED
                                      04/28/94     10/29/94     04/27/95
                                    ------------  ----------  ------------
    Company operated restaurants:
      Open at beginning of period        61           63           60
          Opened                          -            -            -
          Closed                         (1)          (4)           -
          Acquired from franchisees       3            1            4
          Franchised                      -            -            -
                                      -----        -----        -----
      Open at end of period              63           60           64
                                      -----        -----        -----

    Franchised restaurants:
      Open at beginning of period        95           89           87
          Opened                          -            1            1
          Closed                         (3)          (2)          (3)
          Acquired by Company            (3)          (1)          (4)
          Franchised from Company         -            -            -
                                      -----        -----        -----
      Open at end of period              89           87           81
                                      -----        -----        -----

    All restaurants:
      Open at beginning of period       156          152          147
          Opened                          -            1            1
          Closed                         (4)          (6)          (3)
                                      -----        -----        -----
      Open at end of period             152          147          145
                                      -----        -----        -----

    Restaurant revenues increased 5.2% and 3.1% to $9,347,000 and $18,061,000, respectively, for the quarter and two quarters ended April 27, 1995 compared to the same period in 1994. The increase is due in part to the acquisition of five franchised stores during the twelve months ended April 27, 1995 offset, in part, by a .9% decrease in same store average restaurant sales for the two quarters ended April 27, 1995.

    Restaurant food costs were 31.4% of restaurant sales for the quarter and 31.6% for the two quarters ended April 27, 1995 compared to 31.3% of restaurant sales for both the quarter and two quarters ended April 28, 1994.

    Labor and related costs were 35.4% and 35.2% of restaurant sales for the quarter and two quarters ended April 27, 1995 compared to 32.6% and 33.2% of restaurant sales, respectively, for the same periods in the prior year. This increase is due, in part, to the increase in the number of management personnel in certain locations and the increase in the number of participants in the Company's management training program.

    Other restaurant operating expenses were 31.7% and 30.9% of restaurant sales for the quarter and two quarters ended April 27, 1995 compared to 34.9% and 34.4% of restaurant sales, respectively, for the same periods in the prior year. The components of other restaurant operating expenses as a percentage of restaurant sales in the quarter and two quarters ended April 27, 1995 and April 28, 1994 were as follows:

                                      PERCENT OF RESTAURANT SALES
                                  QUARTER ENDED         TWO QUARTERS ENDED
                              ---------------------   ----------------------
                              APRIL 27,   APRIL 28,   APRIL 27,    APRIL 28,
                                1995        1994        1995         1994
                              ---------   ---------   ---------    ---------
Operating expenses               6.7         5.3         6.5          5.4
Maintenance and repairs          2.5         2.7         2.3          2.5
Marketing expenses               1.2         0.9         0.9          1.0
Utilities                        5.1         5.6         5.4          6.0
Insurance                        6.6        10.7         6.1          9.7
Depreciation                     3.2         3.2         3.2          3.3
Other                            6.4         6.5         6.5          6.5
                               ------      ------      -----        ------
                                31.7        34.9        30.9         34.4
                               ------      ------      -----        ------


    The decrease in restaurant operating expense, as a percentage of sales, is primarily due to a decrease in worker's compensation insurance costs.

     Franchise fees decreased by 14.2% and 8.8%, respectively, for the quarter and two quarters ended April 27, 1995, compared to the same periods in the prior year. These decreases are due mainly to the decrease of eight franchised units during the twelve months ended April 27, 1995. Additionally, same store average sales per store decreased by 5.1% and 3.6%, respectively, for the quarter and two quarters ended April 27, 1995, compared to the same periods the previous year.

     The decrease in franchise fees was accompanied by decreases in franchise expenses of 36.2% for the quarter and 16.5% for the two quarters ended April 27, 1995, compared to the prior year.

     Lease rental income decreased 16.9% and 17.4%, respectively, for the quarter and two quarters ended April 27, 1995, when compared to the same periods in the prior year. The decrease in lease rental income reflects the termination of twelve lease agreements associated with certain franchise agreements terminated during the twelve months ended April 27, 1995.

     Cost of lease rental income increased 1.7% and 14.5%, respectively, for the quarter and two quarters ended April 27, 1995, compared to the same periods in the prior year. These increases were due primarily to the increase in bad debt expense and the cost of terminating two leases during the first quarter of fiscal year 1995

     General and Administrative costs for the two quarters ended April 27, 1995, decreased by 22.1% to $1,410,000 from $1,811,000 for the same period the previous year. This decrease is due primarily to a $306,000 decrease in legal and professional fees combined with decreases in other taxes, insurance and warehouse expenses.

                          PART II - OTHER INFORMATION


ITEM 1.   Legal Proceedings

          None

ITEM 2.   Changes in Securities

          None

ITEM 3.   Defaults Upon Senior Securities

          None

ITEM 4.   Submission of Matters to a Vote of Security Holders.

          At the annual meeting of shareholders of Kettle Restaurants, Inc. (the "Company") held on February 13, 1995, Berthyl Embry and Carlette Woods were elected directors of the Company. Carlette Woods and Berthyl Embry will hold office until the Annual Meeting of Shareholders in 1998 and until their successors are duly elected and qualified. The holders of 1,145,267 shares of common stock of the Company, constituting 99% of the total outstanding shares of the Company, were present in person or by proxy at the annual meeting. An aggregate of 1,145,267 shares were voted for the election of each nominee for director. There were no votes cast against the election of any director, nor were there any votes withheld.

          Also at the annual meeting an aggregate of 1,091,767 shares were voted for the ratification of the selection of Arthur Andersen & Co. as independent auditors of the Company for the fiscal year ending October 26, 1995. An aggregate of 53,500 shares abstained with respect to this matter. No votes were cast against such ratification.

ITEM 5.   Other Information

          None

ITEM 6.   Exhibits and Reports on Form 8-K

          (a)    Exhibits

                 Exhibit 27 - Financial Data Schedule

          (b)    Reports on Form 8-K

                 The following report on Form 8-K was filed by Kettle
              Restaurants, Inc.

                   Form             Date of Report
                   ----             --------------
                 Form 8-K            May 30, 1995

                                   SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                KETTLE RESTAURANTS, INC.
                                (Registrant)


June 12, 1994                   By: /s/  Carlette Woods
                                    ---------------------------
                                    Carlette Woods
                                    Vice President-Finance
                                    (Chief Financial and
                                    Accounting Officer)

                               INDEX TO EXHIBITS



                       Exhibit 27 - Financial Data Schedule